Form 10QSB
period 2007-09-30
New Venture Holdings, Inc.
filed 2007-11-15
CIK 1403054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-49884

NEW VENTURE HOLDINGS, INC.
(Exact name of small business issuer
as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0535535 (I.R.S. Employer Identification No.)

138 4th Avenue, S.E., Suite 628, Calgary, Alberta, Canada T2G 4Z6
(Address of principal executive offices)

(403) 229-2363
(Issuer's telephone number)

__________________________________
(Former name, former address and former
fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 6, 2007 there were 2,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

New Venture Holdings Inc.
(A Development Stage Company)
Balance Sheet
As of September 30, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$8,082
Prepaid Expenses - Note 2	600
TOTAL CURRENT ASSETS	8,682

TOTAL ASSETS	$8,682

LIABILITIES AND STOCKHOLDERS' DEFICIT

LONG TERM LIABILITIES
Shareholder Loans - Note 3	30,000
TOTAL LONG TERM LIABILITIES	30,000

TOTAL LIABILITIES	30,000

STOCKHOLDERS' DEFICIT

Capital Stock - Note 4
Preferred stock: 5,000,000 authorized shares, With par value of $0.001
Preferred stock: 100,000,000 authorized shares, With par value of $0.001 2,500,000 common shares issued and outstanding	2,500
Additional Paid-in-Capital	2,850
Deficit Accumulated During the Development Stage	(26,668)
TOTAL STOCKHOLDERS' DEFICIT	(21,318)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,682

Going Concern - Note 1

New Venture Holdings Inc.
(A Development Stage Company)
Statement of Operations
For the period from March 13, 2007
(Date of Inception)
to September 30, 2007

	Three Months ended September 30, 2007	Accumulated for the period from March 13, 2007 (Date of Inception) to September 30, 2007

REVENUE:
Gross revenue	$-	$-

OPERATING EXPENSES:
Accounting & audit fee	4,750	5,250
Incorporation costs	-	1,500
Legal fee	-	6,517
Management fee	-	4,750
General & administration	4,731	8,651
TOTAL OPERATING EXPENSES	(9,481)	(26,668)

NET LOSS	$(9,481)	$(26,668)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.00)	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,500,000	2,360,697

New Venture Holdings Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from March 13, 2007
(Date of Inception)
to September 30, 2007

		Accumulated for
		the period from
	The	March 13, 2007
	Three Months Ended	(Date of Inception) to
	September 30, 2007	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(9,481)	$(26,668)
Items not involving an outlay of funds
Management fees	-	4,750
Cash provided by (used in) changes in operating assets and liabilities
Accounts Payable and accrued liabilities	(2,735)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,216)	(21,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	-	30,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	30,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,216)	8,082
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	20,298	-

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$8,082	$8,082

SUPPLEMENTED DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities
Shares issued for management fees	$-	$4,750
Shares issued for prepaid interest	$-	$600

NEW VENTURE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

Note 1 Summary of Significant Accounting Policies

Interim Reporting

While the information presented in the accompanying interim three months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 financial statements.

Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company is in the development stage as of September 30, 2007 and to date has had no significant operations. The continuation of the Company is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon adequate financing to fulfil its development activities and achieving a level of revenue adequate to support the Company’s cost structure.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

Operations

The Company was incorporated on March 13, 2007 in the State of Nevada, U.S.A. The Company’s objective is to acquire or merge with a target business or company in a business combination.

New Venture Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007

Note 1     Summary of Significant Accounting Policies - (cont’d)

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

Cash Equivalents

Cash equivalents are defined as highly liquid securities with maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from the estimates. Management believes such estimates to be reasonable.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” and International Accounting Standards IAS 33. Basic loss per share is computed using the weighted average number of shares outstanding during the period (year). Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

New Venture Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007

Note 2    Prepaid expenses

Prepaid interest on shareholder loans payable	$600

Note 3    Shareholder loans

The loans bear no interest and are unsecured. In lieu of interest, the Company issued 600,000 common shares at a par value of $.001. The loans are due and payable at any time within one hundred eighty days after the Company receives audited financial statements of any entity with which it completes a merger, stock exchange, acquisition of assets or similar transaction. Interest is valued at the par value of the shares issued and is classified as prepaid. The amount will be reviewed and adjusted, based on the time the loan is outstanding and the prevailing bank prime rates.

Note 4    Capital Stock

On March 23, 2007, the Company issued 1,900,000 common shares for $4,750 in management services incurred in the organization of the company. The value of the services, a related party expense, was determined by agreement.

On March 28, 2007, the Company issued 600,000 common shares in lieu of interest upon receipt of $30,000 in shareholder loans.

There are no shares subject to warrants, options or other agreements as of September 30, 2007

Note 5    Subsequent Events

On October 11, 2007, the Company signed a letter of intent to acquire all of the outstanding ordinary shares of Treasure Digger Limited in exchange for the issuance of 17,000,000 shares of Company’s common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. New Venture Holdings, Inc. (the “Company”) has not realized any revenues from operations since March 13, 2007 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate a suitable candidate with which to complete a business combination. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable candidates with which to complete a business combination. The Company has not generated any revenue since its inception in March 2007. It is unlikely the Company will have any revenues unless it is able to affect a business combination with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2007, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW VENTURE HOLDINGS, INC.

By:	/s/ Vanleo Fung
Vanleo Fung, President Principal Executive Officer and Principal Financial Officer