Form 10-K
period 2007-12-31
New Venture Holdings, Inc.
filed 2008-03-31
CIK 1403054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52688

NEW VENTURE HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	98-0535535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 628, 138 – 4th Avenue S.E., Calgary, Alberta Canada	T2G 4Z6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (403) 237-8330   (403) 228-3013

(Former name, former address and former
Fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At March 31, 2008 there were 2,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating their time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business

General

New Venture Holdings, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on March 13, 2007. We were organized for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”), an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are a developmental stage company and have not generated any revenues to date. Since inception, we have engaged in only limited business operations relating to our organization, obtaining loans to support our operations, registering our class of common stock under the Exchange Act and engaging in preliminary due diligence investigations of potential target companies with which to enter into a business combination. We have no full-time employees and do not own or lease any property. Neither of our officers and directors has ever served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.

Given that our current assets consist only of cash and prepaid expenses, we have no current operations and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination, if ever. We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. In the case of all possible acquisitions, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the acquisition, the perceived quality of the business of the Target Business, among other factors described below. We believe that the owners of many potential targets would find an acquisition by us to be an easier and less risky route to liquidity than going through an initial public offering or other financing transactions. We cannot assure you that we will be able to locate a target or that we will be able to engage in a transaction on favorable terms or at all.

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, possible loss of voting control and compliance with various federal and state securities laws. As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of any Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

Search for a target.

We are currently in the process of identifying and evaluating targets for a Business Combination. As described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. To the extent we affect a Business Combination, we may be impacted by numerous risks inherent in the business and operations of the Target Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses.

We intend to source our target opportunities from various internal and external sources. Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and various unaffiliated sources. We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officers and directors and their affiliates have developed and maintain with various professionals, including accountants, consultants, commercial bankers, attorneys, regional brokers and other investors, both in North America and internationally, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Businesses candidates they think we may be interested in on an unsolicited basis. In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date.

In no event will any of our existing officers, directors or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a Business Combination. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with effecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management. In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, or others associated with the business opportunity seeking our participation.

Where possible, we will attempt to structure a Business Combination to achieve the most favorable tax treatment to us, the target and both companies’ stockholders, taking into account other terms of the transaction. Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of any transaction.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the Target Business.

To a significant degree, our security holders will rely on management’s evaluation of a Target Business in making the decision to enter into a Business Combination. Management’s assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business available to it during the evaluation period. Any such assessment may not be accurate.

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate. In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the Target Business following a Business Combination cannot presently be stated with any certainty.

Given our current resources, we will likely enter into a Business Combination with a privately-held company. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company. If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investments.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business. In addition, the structure of any Business Combination will be dispositive as to whether stockholder approval of the Business Combination is required.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities to the security holders of the Target Business. Although the terms of any such transaction cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax free transaction under the Internal Revenue Code of 1986, as amended (the "Code"). One such form of “tax free” transaction, if structured properly, entails the exchange of capital stock of the Target Business for our capital stock. Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Depending upon the relative negotiating strength of the parties, stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company. This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.

Our present stockholders likely will not have control of a majority of the voting shares of the Company following a Business Combination. As part of such a transaction, all or a majority of the Company's then directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it would likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares of common stock. The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Accordingly, management will seek to structure any Business Combination so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management, neither of whom has ever served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Both of our officers and directors are engaged in outside business activities and anticipate that they will devote to our business only very limited time. We do not expect to engage any additional employees prior to a Business Combination.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business. We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies which have raised significant sums through sales of securities registered under federal securities laws that are seeking to carry out a business plan similar to ours and possess a significant competitive advantage over us both from a financial and personnel perspective. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target Businesses.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals have other business interests and are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. Accordingly, once management locates a suitable Target Business to acquire, our officers and directors will spend more time investigating such Target Business and negotiating and processing the Business Combination (and consequently spend more time to our affairs) than they would prior to locating a suitable Target Business. We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our officers and directors may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, they will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers and directors choose to place their other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor. As of the date hereof, neither of officers and directors is involved with any other company having a business purpose similar to ours.

Our officers and directors may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock they own, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of their shares of common stock which would raise issues relating to a possible conflict of interest with our other security holders.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business, as described in this report. We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We will not generate any revenues until, at the earliest, after the consummation of an initial transaction. We cannot assure you as to when or if a Business Combination will occur.

Our future success is highly dependent on the ability of management to locate and attract a suitable Target Business.

The nature of our operations is highly speculative. The future success of our plan of operation will depend to a great extent on the operations, financial condition and management of the Target Business we may acquire. While management intends to seek a Business Combination with an entity having an established operating history, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control.

We have no existing agreement for a Business Combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of, an operating entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a Business Combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At December 31, 2007, we had cash on hand of approximately $4,724. We intend to apply such funds to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Securities Exchange Act and consummating a Business Combination. If we do not identify a Target Opportunity and consummate a Business Combination within a reasonable time in the future, we may not have sufficient funds to allocate to the process of locating and completing due diligence on a Target Business or consummating a Business Combination, in which case you could lose the entire amount of your investment in the Company. If we do not possess the funds necessary to cover our costs and expenses we may require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude a Business Combination. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We will have no revenues unless and until we merge with or acquire an operating business that is generating revenues.

We are a development stage company and have had no revenues from operations. We will not realize any revenues unless and until we successfully merge with or acquire an operating business that is generating revenues. We cannot assure you that we will be successful in concluding a Business Combination with an operating entity that is at the time of the transaction generating revenues.

Neither of our officers or directors has ever been a principal of, or has ever been affiliated with, a company formed with a business purpose similar to ours.

Neither of our officers and directors has ever served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Furthermore, none of our officers or directors has ever been involved with a shell company of any sort. Accordingly, you may not be able to adequately evaluate their ability to consummate successfully a Business Combination.

We likely will complete only one Business Combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely we will complete a Business Combination with only one Target Business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Given our limited resources and the significant competition for Target Businesses, we may not be able to consummate an attractive Business Combination.

We will to encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates. Nearly all of these competitors possess greater technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will enter into a Business Combination with a privately-held company. Generally, very little public information exists about these companies or their management, and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company. In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence. If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

If we consummate a Business Combination by way of an acquisition, our stockholders will not have an opportunity to vote on the transaction.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by securityholders. Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to risks inherent in business operations outside of the United States. These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	foreign currency exchange rate fluctuations
•	potential hostilities and changes in diplomatic and trade relationships;
•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
•	burdens of complying with a wide variety of foreign laws and regulations;
•	longer payment cycles and difficulties collecting receivables through foreign legal systems;
•	difficulties in enforcing or defending agreements and intellectual property rights;
•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences; and
•	political and economic instability.

If we are not successful managing these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We are currently in the process of evaluating and identifying targets for a Business Combination. However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business which we may ultimately acquire. To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will likely be dependent upon a yet to be identified management team which may be difficult to fully evaluate.

Our ability to successfully affect a Business Combination is dependent upon the efforts of our management team. The future role of our management team in the Target Business, however, cannot presently be ascertained. Although it is possible that some members of our management team will remain associated in various capacities with the Target Business following a Business Combination, it is likely that the management team of the Target Business at the time of the Business Combination will remain in place given that they will have greater knowledge, experience and expertise than our management team in the industry in which the Target Business operates as well as in managing the Target Business. Thus, even though our management team may continue to be associated with us in various capacities after a Business Combination, it is likely that we will be dependent upon a yet to be identified management team for our long-term success. As a result, you will not be able to fully evaluate the management team that we will likely be dependent upon for our long-term success prior to any Business Combination. Although we intend to scrutinize the management team of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on both parties to the transaction.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our Articles of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any Business Combination affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We have not conducted any market research or identification of business opportunities, which may affect our ability to identify a Target Business.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a Business Combination as contemplated by us. Our management has not identified any specific Business Combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to enter into a Business Combination on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which, in many cases, may act without the consent, vote or approval of our stockholders.

Our officers and directors will apportion their time to other businesses which may cause conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our officers and directors engage in other businesses and are not required to devote their full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including blank check or shell companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings. To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be affected by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Because our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce U.S. court judgments against them.

Both of our officers and directors reside outside of the United States. Additionally, if we affect a Business Combination with a company located overseas, substantially all of our assets will be located outside of the United States after the consummation of the Business Combination. It may therefore be difficult for investors in the United States to enforce their legal rights, to affect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under United States Federal securities laws. Further, it is unclear whether extradition treaties that may be in effect would permit effective enforcement of criminal penalties of the United States Federal securities laws.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our Articles of Incorporation a provision to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

There are significant restrictions on the transferability of the Shares.

None of the outstanding shares of our common stock have been registered under the Securities Act of 1933 (“Securities Act”) or the securities laws of any state and may not be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act. These restrictions will limit the ability of our stockholders to liquidate their investment.

Holders may not be able to dispose of their common stock due to the absence of an established trading market.

There is currently no public trading market for any of our securities. Accordingly, holders may not be able to sell the shares of common stock, investors should consider their liquidity needs and should be prepared to hold their shares for an indefinite period.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium.

Following a Business Combination, then management may seek to develop a public market for our common stock. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board. If our common stock does not trade publicly, holders may not be able to sell common stock. Moreover, our common stock may be deemed to be a “penny stock” and subject to the SEC’s penny stock rule which provides that, if our common stock failed to meet the criteria set forth in such rule, brokers would be subject to various practice requirements which would limit the sale of our stock only to persons who were established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a Business Combination.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences that may be determined from time to time by the board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 138 4th Avenue S.E., Suite 628, Calgary, Alberta, Canada T2G 4Z6, where our President maintains his business offices. We use this office space free of charge. We believe that this space is sufficient for our current requirements.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the 2007 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 31, 2008, there were nine holders of record of 2,500,000 outstanding shares of our common stock.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop. We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities which are convertible into or exchangeable for shares of our common stock. All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. The outstanding shares of our common stock held by persons who are not officers, directors or promoters of the Company may not be resold or transferred unless they are registered the under the Securities Act or an exemption from the registration requirements of the Securities Act is available for such resale or transfer, such as Rule 144. As to shares of our common stock held by affiliates, including our officers and directors and their permitted transferees, the Securities and Exchange Commission has taken the position that Rule 144 is not available for the resale of securities held by those persons, either before or after a Business Combination, despite technical compliance with the requirements of Rule 144 because those persons would be acting "underwriters" under the Securities Act when reselling their securities. Accordingly, resale transactions of shares held by our affiliates and their permitted transferees, would need to be made through an offering of such securities registered under the Securities Act. The Company has not granted registration rights to register the securities of any current security holder under the Securities Act.

Neither the Company nor its officers and directors have any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends.

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business Combination.

The payment of any dividends subsequent to a Business Combination will be within the discretion of our then seated board of directors. Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

Recent Sales of Unregistered Securities.

Since inception (March 13, 2007), the Company has issued and sold the following securities without the benefit of registration under the Securities Act:

Issuances Pursuant to Section 4(2) of the Securities Act:

On March 23, 2007, the Company issued 1,300,000 shares of common stock to Vanleo Y. W. Fung, our President and a member of our board of directors, and 600,000 shares of common stock to Gerry Peacock, our then Secretary and a member of our board of directors, pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. The Company issued these shares in exchange for services rendered in connection with the organization of the Company, to which the Board ascribed a value of $.0025 per share for an aggregate value of $4,750. Mr. Peacock subsequently resigned as a member of the Board and as the Secretary of the Company and returned the 600,000 shares issued to him.

On May 30, 2007, the Company issued 600,000 shares of common stock to Martin Chuah our Secretary and a member of our board of directors, pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. The Company issued these shares at a cost equal to the par value thereof in consideration of Mr. Chuah agreeing to serve as a member of the board and the Secretary of the Company.

Issuances Pursuant to Regulation S promulgated under the Securities Act:

During March 2007, the Company issued promissory notes (“Notes”) in favor of eight persons, including Martin Chuah, currently an officer and director of the Company, in the aggregate principal amount of $30,000. The Notes are repayable by the Company at any time within one hundred and eighty days after the consummation of a Business Combination (defined for purposes of the Notes as the date upon which the Company receives audited financial statements of the Target Business). In lieu of paying cash interest on the loans evidenced by these Notes, we have issued an aggregate of 600,000 shares of common stock to the Note holders. The Notes and the shares of common stock issued as interest on the principal amount loaned were sold and issued by the Company pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 903 of Regulation S promulgated thereunder. The table below sets forth certain information regarding the Notes and the lenders:

Name of Lender	Dollar Amount Loaned	Number of Shares Issued in Full Payment of Interest
Martin Heng T. Chuah	$5,000	100,000
Cam McIntosh	$5,000	100,000
Gerry A. Peacock (1)	$5,000	100,000
Lan Yuk Wong	$5,000	100,000
Ken Cheuk Wa Lui	$5,000	100,000
Pui Shan Lam	$1,700	34,000
Pat Lam	$1,650	33,000
Grace Weisgerber	$1,650	33,000

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of small reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

We were formed on March 13, 2007, to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. We have neither engaged in any operations nor generated any revenues during the period ended December 31, 2007. Our entire activity since inception has been to obtain loans to support our operations, complete the registration of our class of common stock under the Exchange Act and to identify and investigate Target Businesses for a Business Combination. Since our inception, we have expended the proceeds of loans made to us to satisfy our reporting obligations under the Securities Exchange Act and, thereafter, certain other expenses related to pursuing the acquisition of a Target Business.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination. We intend to utilize the limited cash derived from the proceeds of loans made to us to satisfy our reporting requirements under the Exchange Act, to identify and undertake due diligence with respect to potential Target Businesses and to consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Neither of our officers and directors has ever served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Accordingly, they may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without an established record of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (likely equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under US tax laws). The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

As of December 31, 2007, we had assets of $5,324, consisting exclusively of cash on hand and prepaid expense. We believe this sum will be sufficient to permit us to continue satisfying our reporting obligations under the Exchange Act over the next twelve months and completing the identification of a Target Business. We may require additional cash of we are required to pay any material portion of the costs associated with consummating a Business Combination. To the extent that we require additional cash for such purposes, we will rely on management to identify sources of capital to cover such costs and expenses.

As of December 31, 2007, we owed an aggregate of $30,000 under eight outstanding promissory notes. The notes become due within one hundred and eighty days after we consummate a Business Combination (defined for purposes of these notes as the date upon which we receive audited financial statements of the Target Business). In lieu of paying cash interest on the loans evidenced by these promissory notes, we issued an aggregate of 600,000 shares of common stock to the lenders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7 is not required of small reporting issuers.

Item 8. Financial Statements and Supplementary Data.

The Company herewith furnishes the following financial statements:

NEW VENTURE HOLDINGS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
New Venture Holdings, Inc.

We have audited the accompanying balance sheet of New Ventures Holdings, Inc. (A Development Stage Company) as of December 31, 2007 and the related statements of operations, stockholders' deficit and cash flows for the period from March 13, 2007 (Date of Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for period from March 13, 2007 (Date of Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has yet to commence operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada March 27, 2007	“K R. MARGETSON LTD.” Chartered Accountant

PO Box 45, 5588 Inlet Avenue	Telephone: 604-885-2810
Sechelt BC V0N 3A0	Facsimile: 604-885-2834
Canada	e-mail: keith@krmargetson.com

New Venture Holdings, Inc.
(A Development Stage Company)
Balance Sheet
As of December 31, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,724
Prepaid Expenses – Note 2	600
TOTAL CURRENT ASSETS	5,324

TOTAL ASSETS	$5,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Shareholder Loans – Note 3	30,000
TOTAL CURRENT LIABILITIES	30,000

TOTAL LIABILITIES	30,000

STOCKHOLDERS' DEFICIT

Capital Stock – Note 4
Preferred stock: 5,000,000 authorized shares, With par value of $0.001
Common stock: 100,000,000 authorized shares, With par value of $0.001 2,500,000 common shares issued and outstanding	2,500
Additional Paid-in-Capital	2,850
Deficit Accumulated During the Development Stage	(30,026)
TOTAL STOCKHOLDERS' DEFICIT	(24,676)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,324

Going Concern – Note 1

SEE ACCOMPANYING NOTES

New Venture Holdings, Inc.
(A Development Stage Company)
Statement of Operations
For the period from March 13, 2007
(Date of Inception)
to December 31, 2007

Accumulated for the period from March 13, 2007 (Date of Inception) to December 31, 2007

REVENUE:
Gross revenue	$-

OPERATING EXPENSES:
Accounting & audit fee	5,885
Incorporation costs	1,500
Legal fees	6,517
Management fee	4,750
General & administration	11,374
TOTAL OPERATING EXPENSES	(30,026)

NET LOSS FOR THE YEAR	$(30,026)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,404,762

SEE ACCOMPANYING NOTES

New Venture Holdings, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from March 13, 2007
(Date of Inception)
to December 31, 2007

Accumulated for
the period from
March 13, 2007
(Date of Inception) to
December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(30,026)
Items not involving an outlay of funds
Management fees	4,750
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	30,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,724
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	-

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$4,724

SUPPLEMENTED DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Income taxes	$-
Non-cash financing activities
Shares issued for management fees	$4,750
Shares issued for prepaid interest	$600

SEE ACCOMPANYING NOTES

New Venture Holdings, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficiency
For the period from March 13, 2007
(Date of Inception)
to December 31, 2007

	Note 1 Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 13, 2007	—	$—	$—	$—	$—
Issued for services	1,900,000	1,900	2,850	—	4,750
Issued for prepayment of interest on debt	600,000	600	—	—	600
Net loss for period ended December 31, 2007	—	—	—	(30,026)	(30,026)
Balance, December 31, 2007	2,500,000	$2,500	$2,850	$(30,026)	$(24,676)

SEE ACCOMPANYING NOTES

NEW VENTURE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 1    Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company is in the development stage as of December 31, 2007 and to date has had no significant operations. The continuation of the Company is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon adequate financing to fulfil its development activities and achieving a level of revenue adequate to support the Company’s cost structure.

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

NEW VENTURE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 1     Summary of Significant Accounting Policies - (cont’d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” and International Accounting Standards IAS 33. Basic loss per share is computed using the weighted average number of shares outstanding during the period (year). Diluted earning’s per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i)	completion of a feasibility study; or

ii)	the Company’s commitment to a plan of action based on the then known facts.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts payable and accrued liabilities and loans payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

NEW VENTURE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 1    Summary of Significant Accounting Policies - (cont’d)

Derivative Instruments (cont’d)

 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.

The Company has cash balances at well-known financial institutions. Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk. As at December 31, 2007 all US Dollar accounts and equivalents represented cash at Canadian financial institutions.

Foreign Currency Translations

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2007.

NEW VENTURE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 1    Summary of Significant Accounting Policies - (cont’d)

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 3, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements [but does not expect it to have a material effect].

NEW VENTURE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Note 2    Prepaid expenses

Prepaid interest on shareholder loans payable	$600

Note 3    Shareholder loans

The loans bear no interest and are unsecured. In lieu of interest, the Company issued 600,000 common shares at a par value of $.001. The loans are due and payable at any time within one hundred eighty days after the Company receives audited financial statements of any entity with which it completes a merger, stock exchange, acquisition of assets or similar transaction. Interest is valued at fair value and is classified as prepaid.

Note 4    Capital Stock

On March 23, 2007, the Company issued 1,900,000 common shares for $4,750 in management services incurred in the organization of the company. The value of the services, a related party expense, was determined by agreement.

On March 28, 2007, the Company issued 600,000 common shares in lieu of interest upon receipt of $30,000 in shareholder loans.

Note 5    Income taxes

The impact of differences between the Company’s reported income tax provision on operating income and the benefit that would otherwise result from the application of statutory rates is as noted below. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

Income tax at the statutory rate of 32.5%	$9,758
Permanent difference	(122)
Timing difference of incorporation cost	(366)
Valuation allowance	(9,270)
Income tax benefit	$—

As at December 31, 2007, the net deferred tax asset is as follows

Deferred tax assets
Net operating loss carried forward of $28,526	$9,270
Less valuation allowance	(9,270)
$—

The ability to apply the tax loss of $28,526 is dependent upon the current shareholder control of the Company being maintained. As this event is not likely, the ability to apply this loss in the future must be considered doubtful. Should control be maintained, the ability to apply the loss will expire in 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Not applicable.

Item 9A(T). Controls and Procedures.

Effectiveness of Disclosure

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer, who also is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, who is our also our principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our officers and directors as of the date of this report:

Name	Age	Title
Vanleo Y.W. Fung	28	President and Director
Martin Heng T. Chuah	58	Secretary and Director

Vanleo Fung has been a member of the board of directors and the President of the Company since inception. From October 2006 through December 2006, he was a project specialist for Hung Chun InfoTech Limited - Electronics & IT Products Distribution, a distributor of electronics and IT products, where he was responsible for sales and marketing development and account management. From April 2003 to June 2006, Mr. Fung was employed as an account executive by Verbatim (Hong Kong) Limited, a subsidiary of Mitsubishi Chemical, Japan IT Products Development, where he was responsible for the regions of Hong Kong, Taiwan and Macau. From July 2002 through December 2002, he was an account manager for Promar Enterprise (Alberta) Ltd., a computer accessories distributor.

Martin Heng T. Chuah has been a member of the board of directors and the Treasurer and Secretary of the company since May 30, 2007. Mr. Chuah has been a cost and management accountant since 1998. He currently serves as the controller of a Holiday Inn Express Hotel in Calgary, a position he has held since September 2004. From March 2001 to May 2004, Mr. Chuah was employed by Chateau Edmonton Hotel Acquisition Corporation, a mortgage lending group, as the controller/management partner to manage the 139 room hotel property. Mr. Chuah has been engaged in private accounting and business consulting services since 1995. Mr. Chuah holds a degree from the Cost and Managements Accountants Institute located in the United Kingdom.

The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

The Company has no employees other than management.

The Company does not have a nominating committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a nominating committee at this time. The board of directors takes the position that management of a Target Business will take such action to establish and seat a nominating committee that will be suitable for its operations at such time as the Company consummates a Business Combination, if ever.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are required to furnish us with copies of all forms they file pursuant to Section 16(a).

Except as set forth in the proceeding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2007, except that the annual statements to report changes in beneficial ownership have not yet been filed but will be filed by within two weeks of the date hereof.

Code of Ethics.

The Company has not adopted a code of ethics. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a code of ethics at this time. The board of directors takes the position that management of a Target Business will adopt a code of ethics that will be suitable for its operations after the Company consummates a Business Combination.

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee. None of our board members qualifies as “ audit committee financial expert” within the meaning of the federal securities laws. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time. The board of directors takes the position that management of a Target Business will establish an audit committee and adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time. The board of directors takes the position that management of a Target Business will establish such a process that will be suitable for its operations after the Company consummates a Business Combination.

Item 11. Executive Compensation.

The Company has not paid any cash compensation to any person since inception and will not pay any compensation until it affects a Business Combination, at which time compensation shall be in the discretion of then current management. Current management expects to devote only such time to the affairs of the Company as required to affect the Company’s business plan.

During March 2007, the Company issued an aggregate of 1,900,000 shares of common stock to its officers and directors in consideration of services rendered in connection with the organization of the Company comprising 1,300,000 shares to Vanleo Fung and 600,000 shares to Gerry Peacock.  Upon his resignation as an officer and director of the Company in May 2007, Mr. Peacock returned the 600,000 shares issued to him for services rendered as a director in May 2007.  In May 2007, the Company issued to Mr. Chuah 600,000 shares of common stock in consideration of his agreeing to serve as an officer and director of the Company.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time. The board of directors takes the position that management of a Target Business will take such action to establish and seat a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Combination, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 31, 2008, the number of shares of common stock owned of record and beneficially by (i) each executive officer, director and person who holds 5% or more of the outstanding common stock of the Company and (ii) the number of shares held by all executive officers and directors as a group.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (2)
Vanleo Y.W. Fung (3)	1,300,000	52%
Martin Heng T. Chuah (4)	700,000	28%
All officers and directors as a group (2 persons)	2,000,000	80%

(1) The address for each individual named in the table is c/o the Company.
(2) Based upon 2,500,000 shares of common stock outstanding.
(3) Mr. Fung is the Company’s President and a member of the board of directors.
(4) Mr. Chuah is the Company’s Secretary and a member of the board of directors.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

The Company utilizes office space provided free of charge by Mr. Fung. The Company will continue to maintain its offices at Mr. Fung’s place of business until the consummation of a Business Combination, if ever.

On March 31, 2007, the Company issued a promissory note in favor of Martin Chuah, an officer and director, evidencing a loan by him to the Company in the amount of $5,000. The Company issued 100,000 shares of common stock to Mr. Chuah in full payment of interest on the loan. The promissory note becomes due and payable one hundred eighty days after the Company Consummates a Business Combination. The promissory note issued to Mr. Chuah represents one of eight such instruments issued by the Company in April 2007 evidencing loans to the Company in the aggregate amount of $30,000, which other than the loan made by Mr. Chuah, were made by non-affiliates of the Company.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. As of the date hereof, neither of our current directors would be deemed to be “independent” under any applicable definition, given that they each also serve as officers of the Company and own in excess of 10% of our outstanding shares of common stock.

Current management cannot predict whether incoming management of a Target Business upon the consummation of a Business Combination, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed by K R. Margetson Ltd. for professional services related to the audit of the Company's financial statements for the fiscal year ended December 31, 2007 were $4,715.

Audit-Related Fees.

There were fees of $635 billed by K R. Margetson Ltd. for audit-related services for the fiscal year ended December 31, 2007.

Tax Fees.

There were no fees billed by K R. Margetson Ltd. for tax services during the fiscal year ended December 31, 2007.

All Other Fees.

There were no fees billed by K R. Margetson Ltd. for any other professional services during the fiscal year ended December 31, 2007.

Preapproval Policy.

The Company has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to approve all audit and non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The following financial statements are filed as part of this report:

The financial statements of New Venture Holdings, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Balance Sheet as of December 31, 2007.

Statement of Income for the period from inception (March 13, 2007) through December 31, 2007.

Statement of Changes in Stockholders’ Equity for the period from inception (March 13, 2007) through December 31, 2007.

Statement of Cash Flows for the period from inception (March 13, 2007) through December 31, 2007.

Notes to Financial Statements.

(b)	Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

NEW VENTURE HOLDINGS, INC.

By:	/s/ Vanleo Y.W. Fung
Vanleo Y. W. Fung

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2008.

Signature	Title

/s/ Vanleo Y. W. Fung	President, Principal Executive Officer, Principal Financial Officer
Vanleo Y. W. Fung	and Director

/s/ Martin Heng T. Chuah	Director
Martin Heng T. Chuah