Form 10-Q
period 2008-03-31
New Venture Holdings, Inc.
filed 2008-05-14
CIK 1403054

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52688

NEW VENTURE HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Nevada	98-0535535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 628, 138 - 4th Avenue S.E., Calgary, Alberta, Canada T2G 4Z6

(Address of principal executive offices)

(403) 237-8330

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 12, 2008 there were 2,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Balance Sheet as of March 31, 2008	F-1

	Unaudited Statement of Operations for the three months ended March 31, 2008 and the period since inception	F-2

	Unaudited Statement of Stockholders’ Deficiency for the period since inception	F-3

	Unaudited Statement of Cash Flows for the three months ended March 31, 2008 and the period since inception	F-4

	Notes to the Unaudited Financial Statements	F-5 - F-6

New Venture Holdings Inc. (A Development Stage Company) Unaudited Balance Sheets As of March 31, 2008 and December 31, 2007

	March 31	December 31
	2008	2007
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$3,090	$4,724
Prepaid Expenses - Note 2	600	600

TOTAL CURRENT ASSETS	3,690	5,324

TOTAL ASSETS	$3,690	$5,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and accrued liabilities	$7,019	$--
Shareholder Loans - Note 2	30,000	30,000

TOTAL CURRENT LIABILITIES	37,019	30,000

TOTAL LIABILITIES	37,019	30,000

STOCKHOLDERS' DEFICIT

Capital Stock - Note 3
Common stock: 5,000,000 authorized shares, with par value of $0.001
Preferred stock: 100,000,000 authorized shares, with par value of $0.001
2,500,000 common shares issued and outstanding	2,500	2,500
Additional Paid-in-Capital	2,850	2,850
Deficit Accumulated During the Development Stage	(38,679)	(30,026)

TOTAL STOCKHOLDERS' DEFICIT	(33,329)	(24,676)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,690	$5,324

Going Concern - Note 1

New Venture Holdings Inc.
(A Development Stage Company)
Unaudited Statement of Operations
For the three months ended March 31, 2008
and the period from March 13, 2007 (Date of Inception) to March 31, 2008

	For the 3 months ended March 31, 2008	Accumulated for the period from March 13, 2007 (Date of Inception) to March 31, 2008

REVENUE:
Gross revenue	$-	$-

OPERATING EXPENSES:
Accounting & audit fee	4,000	9,885
Incorporation costs	-	1,500
Legal fee	2,500	9,017
Management fee	-	4,750
General & administration	2,153	13,527
TOTAL OPERATING EXPENSES	(8,653)	(38,679)

NET LOSS	$(8,653)	$(38,679)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.00)	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,500,000	2,427,273

New Venture Holdings Inc. (A Development Stage Company) Unaudited Statement of Stockholders’ Deficiency For the period from March 13, 2007 (Date of Inception) To March 31, 2008

	Note 1			Additional
	Common Stock			Paid in	Accumulated
	Shares	Amount		Capital	Deficit	Total
Balance, March 13, 2007	---	$	---	$ ---	$ ---	$	---
Issued for services	1,900,000		1,900	2,850	---		4,750
Issued for prepayment of interest on debt	600,000		600	---	---		600
Net loss for period	---		---	---	(30,026)		(30,026)
Balance, December 31, 2007	2,500,000		2,500	2,850	(30,026)		(24,676)

Net loss for the period	---		---	---	(8,653)		(8,653)
Balance, March 31, 2008	2,500,000		$2,500	$2,850	$(38,679)		$(33,329)

New Venture Holdings Inc.
(A Development Stage Company)
Unaudited Statement of Cash Flows
For the three months ended March 31, 2008
and the period from March 13, 2007
(Date of Inception)
to March 31, 2008

	For the 3 months ended March 31, 2008	Accumulated for the period from March 13, 2007 (Date of Inception) to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(8,653)	$(38,679)
Items not involving an outlay of funds
Management fees	-	4,750
Cash provided by (used in) changes in operating assets and liabilities
Accounts Payable and accrued liabilities	7,019	7,019
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,634)	(26,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loan	-	30,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	30,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,634)	3,090
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,724	-

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,090	$3,090

SUPPLEMENTED DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	-	$-
Non-cash financing activities
Shares issued for management fees	$-	$4,750
Shares issued for prepaid interest	$-	$600

NEW VENTURE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

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

Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited December 31, 2007 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 financial statements.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company is in the development stage as of March 31, 2008 and to date has had no significant operations. The continuation of the Company is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon adequate financing to fulfil its development activities and achieving a level of revenue adequate to support the Company’s cost structure.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

Operations

The Company was incorporated on March 13, 2007 in the State of Nevada, U.S.A. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NEW VENTURE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

Note 2    Shareholder loans and prepaid interest

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

Note 3    Capital Stock

On March 23, 2007, the Company issued 1,900,000 common shares for $4,750 in management services incurred in the organization of the company. The value of the services, a related party expense, was determined by agreement.

On March 28, 2007, the Company issued 600,000 common shares in lieu of interest upon receipt of $30,000 in shareholder loans.

There are no shares subject to warrants, options or other agreements as at March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

New Venture Holdings, Inc. (“we”, “us” or the “Company”) was formed to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. We have neither engaged in any operations nor generated any revenues since our inception. Our entire activity since inception has been to complete the registration of our class of common stock under the Exchange Act and to identify and investigate targets for an initial transaction.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Neither of our officers and directors has ever served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Accordingly, they may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock:

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

During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a Business Combination. As of March 31, 2008, we had a working capital of $330. We believe that this sum will be insufficient to permit us to continue satisfying our reporting obligations under the Exchange Act, to complete the identification of a Target Business and to consummate a Business Combination. We will rely on management to identify sources of capital to cover any additional costs and expenses that we may incur in connection with such activities. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

Results of Operations.

Since our inception, we have not engaged in any activities other than in connection with our organization and preparing and filing this Registration Statement and have not generated any revenues to date. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Item 4. Controls and Procedures.

Effectiveness of Disclosure

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer, who also is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, who is our also our principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

There was no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures.

N/A

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2008, the registrant was not party to any legal proceedings.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies, as such term is defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended March 31, 2008.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW VENTURE HOLDINGS, INC.

Date: May 12, 2008	By:	/s/ Vanleo Y.W. Fung
Vanleo Y.W. Fung,
President, Chief Executive Officer and Principal Financial Officer