Form 10-Q
period 2008-06-30
New Venture Holdings, Inc.
filed 2008-08-14
CIK 1403054

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 14, 2008, there were 2,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

New Venture Holdings Inc.
(A Development Stage Company)
Balance Sheets
As of June 30, 2008 and December 31, 2007

	June 31	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$512	$4,724
Prepaid Expenses - Note 2	600	600
TOTAL CURRENT ASSETS	1,112	5,324
TOTAL ASSETS	$1,112	$5,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$8,000	$-
Shareholder Loans - Note 2	30,000	30,000
TOTAL CURRENT LIABILITIES	38,000	30,000

TOTAL LIABILITIES	38,000	30,000

STOCKHOLDERS' DEFICIT

Capital Stock - Note 3
Common stock: 5,000,000 authorized shares, with par value of $0.001 Preferred stock: 100,000,000 authorized shares, with par value of $0.001
2,500,000 common shares issued and outstanding	2,500	2,500
Additional Paid-in-Capital	2,850	2,850
Deficit Accumulated During the Development Stage	(42,238)	(30,026)
TOTAL STOCKHOLDERS' DEFICIT	(36,888)	(24,676)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,112	$5,324

Going Concern - Note 1

New Venture Holdings Inc.
(A Development Stage Company)
Unaudited Statement of Operations
For the three months ended June 30, 2008 and 2007
For the six months ended June 30, 2008 and 110 Days ended June 30, 2008 and For the period from March 13, 2007 (Date of Inception) to June 30, 2008

	Three Months Ended June 30 2008	Three Months Ended June 30 2007	Six Months Ended June 30 2008	110 Days Ended June 30 2007	Accumulated for the period From March 13, 2007 (Date of Inception) to June 30, 2008
REVENUE:
Gross revenue	$-	$-	$-	$-	$-

OPERATING EXPENSES
Accounting and audit	4,000	500	8,000	500	13,885
Incorporation costs	-	-	-	1,500	1,500
Legal	(500)	6,517	2,000	6,517	8,517
Management fees	-	4,750	-	4,750	4,750
General and administration	59	3,578	2,212	3,921	13,586

TOTAL OPERATING EXPENSES	3,559	15,345	12,212	17,188	42,238

NET LOSS	$(3,559)	$(15,345)	$(12,212)	$(17,188)	$(42,238)

Basic and diluted net loss per common share	(0.00)	(0.01)	(0.00)	(0.01)

Weighted average common shares outstanding	2,500,000	2,500,000	2,500,000	2,245,455

New Venture Holdings Inc.
(A Development Stage Company)
Unaudited Statement of Stockholders’ Deficiency
For the period from March 13, 2007 (Date of Inception) to June 30, 2008

	Note 1 Common Stock			Additional Paid in Capital		Accumulated Deficit		Total
	Shares	Amount
Balance, March 13, 2007	---	$	---	$	---	$	---	$	---
Issued for services	1,900,000		1,900		2,850		---		4,750
Issued for prepayment of interest on debt	600,000		600		---		---		600
Net loss for period	---		---		---		(30,026)		(30,026)
Balance, December 31, 2007	2,500,000		2,500		2,850		(30,026)		(24,676)
Net loss for the period							(12,212)		(12,212)
Balance, June 30, 2008	2,500,000		$2,500		$2,850		$(42,238)		$(36,888)

New Venture Holdings Inc.
(A Development Stage Company)
Unaudited Statement of Cash Flows
For the three months ended June 30, 2008 and 2007
and For the period from March 13, 2007(Date of Inception) to June 30, 2008

	Six Months Ended June 30 2008	110 Days Ended June 30 2007	Accumulated for the period From March 13, 2007 (Date of Inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,212)	$(17,188)	$(42,238)
Items not involving an outlay of funds
Management fees		4,750	4,750
Cash provided by (used in) change in operating
assets and liabilities
Prepaid expenses
Accounts payable and accrued liabilities	8,000	2,736	8,000
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(4,212)	(9,702)	(29,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	-	30,000	30,000
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	-	30,000	30,000
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(4,212)	20,298	512
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	4,724	-	-
CASH AND CASH EQUIVALENTS, BEGINNING
END OF PERIOD	$512	$20,298	$512

NEW VENTURE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

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

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company is in the development stage as of June 30, 2008 and to date has had no significant operations. The continuation of the Company is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon adequate financing to fulfil its development activities and achieving a level of revenue adequate to support the Company’s cost structure.

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
June 30, 2008

Note 3    Capital Stock

On March 23, 2007, the Company issued 1,900,000 common shares for $4,750 in management services incurred in the organization of the company. The value of the services, a related party expense, was determined by agreement.

On March 28, 2007, the Company issued 600,000 common shares in lieu of interest upon receipt of $30,000 in shareholder loans.

There are no shares subject to warrants, options or other agreements as at June 30, 2008

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

Liquidity and Capital Resources.

As of June 30, 2008, we owed an aggregate of $30,000 under eight outstanding promissory notes. The notes become due within one hundred and eighty days after we consummate a Business Combination (defined for purposes of these notes as the date upon which we receive audited financial statements of the Target Business). In lieu of paying cash interest on the loans evidenced by these promissory notes, we issued an aggregate of 600,000 shares of common stock to the lenders.

During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a Business Combination. As of June 30, 2008, we had a negative working capital of $36,888. We believe that this sum will be insufficient to permit us to continue satisfying our reporting obligations under the Exchange Act, to complete the identification of a Target Business and to consummate a Business Combination. We will rely on management to identify sources of capital to cover any additional costs and expenses that we may incur in connection with such activities. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

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

Item 4. Controls and Procedures.

Effectiveness of Disclosure

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer, who also is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, who is our also our principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

There was no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures.

N/A

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2008, the registrant was not party to any legal proceedings.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2008.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

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

NEW VENTURE HOLDINGS, INC.

Date: August 14, 2008	By:	/s/ Vanleo Y.W. Fung
Vanleo Y.W. Fung,
President, Chief Executive Officer
and Principal Financial Officer