Form 10-Q
period 2008-09-30
New Venture Holdings, Inc.
filed 2008-10-27
CIK 1403054

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 27, 2008, there were 2,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

New Venture Holdings Inc.
(A Development Stage Company)
Balance Sheets

	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$393	$4,724
Prepaid Expenses - Note 2	300	600
TOTAL CURRENT ASSETS	693	5,324
TOTAL ASSETS	$693	$5,324

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$9,351	$-
Shareholder Loans - Note 2	30,000	30,000
TOTAL CURRENT LIABILITIES	39,351	30,000

TOTAL LIABILITIES	39,351	30,000

STOCKHOLDERS' DEFICIT

Capital Stock - Note 3
Common stock:100,000,000 authorized shares, with par value of $0.001 Preferred stock: 5,000,000 authorized shares, with par value of $0.001
2,500,000 common shares issued and outstanding	2,500	2,500
Additional Paid-in-Capital	2,850	2,850
Deficit Accumulated During the Development Stage	(44,008)	(30,026)
TOTAL STOCKHOLDERS' DEFICIT	(38,658)	(24,676)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$693	$5,324

Going Concern - Note 1

New Venture Holdings Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	Three Months	Three Months	Nine Months	202 Days	Cumulative
	Ended	Ended	Ended	Ended	Total Since
	September 30	September 30	September 30	September 30	Inception
	2008	2007	2008	2007	(13-Mar-07)

REVENUE:
Gross revenue	$-	$-	$-	$-	$-

OPERATING EXPENSES
Accounting and audit	1,000	4,750	9,000	5,250	14,885
Incorporation costs	-	-	-	1,500	1,500
Legal	-	-	2,000	6,517	8,517
Management fees	-	-	-	4,750	4,750
General and administration	770	4,731	2,982	8,651	14,356

TOTAL OPERATING EXPENSES	1,770	9,481	13,982	26,668	44,008

NET LOSS	$(1,770)	$(9,481)	$(13,982)	$(26,668)	$(44,008)

Basic and diluted net loss per common share	(0.000)	(0.004)	(0.005)	(0.011)	(0.018)

Weighted average common shares outstanding	2,500,000	2,500,000	2,500,000	2,360,697	2,450,704

New Venture Holdings Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficiency (Unaudited)
For the period since inception (March 13, 2007) to September 30, 2008

	Note 1
	Common Stock			Additional Paid in Capital		Accumulated Deficit		Total
	Shares	Amount
Balance, March 13, 2007	---	$	---	$	---	$	---	$	---
Issued for services	1,900,000		1,900		2,850		---		4,750
Issued for prepayment of interest on debt	600,000		600		---		---		600
Net loss for period	---		---		---		(30,026)		(30,026)
Balance, December 31, 2007	2,500,000		2,500		2,850		(30,026)		(24,676)
Net loss for the period	---		---		---		(13,982)		(13,982)
Balance, September 30, 2008	2,500,000		$2,500		$2,850		$(44,008)		$(38,658)

New Venture Holdings Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	Nine Months	202 Days	Cumulative
	Ended	Ended	Total Since
	September 30	September 30	Inception
	2008	2007	(13-Mar-07)

CASH FLOWS FROM OPERATING ACTIVITES
Net loss for the period	$(13,982)	$(26,668)	$(44,008)
Items not involving an outlay of funds
Management fees	---	4,750	4,750
Interest	300		300
Cash provided by (used in) change in operating assets and liabilities
Accounts payable and accrued liabilities	9,351		9,351
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(4,331)	(21,918)	(29,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	-	30,000	30,000
CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	-	30,000	30,000

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(4,331)	8,082	393

CASH AND CASH EQIVALENTS, BEGINNING OF PERIOD	4,724	-	-

CASH AND CASH EQIVALENTS, END OF PERIOD	$393	$8,082	$393

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

Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited December 31, 2007 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 financial statements.

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. The continuation of the Company is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition to attaining profitable operations is dependent upon adequate financing to fulfil its development activities and achieving a level of revenue adequate to support the Company’s cost structure.

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

There are no shares subject to warrants, options or other agreements as at September 30, 2008.

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

Liquidity and Capital Resources.

As of September 30, 2008, we owed an aggregate of $30,000 under eight outstanding promissory notes. The notes become due within one hundred and eighty days after we consummate a Business Combination (defined for purposes of these notes as the date upon which we receive audited financial statements of the Target Business). In lieu of paying cash interest on the loans evidenced by these promissory notes, we issued an aggregate of 600,000 shares of common stock to the lenders.

During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a Business Combination. As of September 30, 2008, we had a negative working capital of $38,658. We believe that this sum will be insufficient to permit us to continue satisfying our reporting obligations under the Exchange Act, to complete the identification of a Target Business, and to consummate a Business Combination. We will rely on management to identify sources of capital to cover any additional costs and expenses that we may incur in connection with such activities. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

New Venture Holdings Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	Nine Months	202 Days	Cumulative
	Ended	Ended	Total Since
	September 30	September 30	Inception
	2008	2007	(13-Mar-07)

NET CASH USED IN OPERATING ACTIVITIES	(4,331)	(21,918)	(29,607)
NET CASH PROVIDED USED IN FINACING ACTIVITIES	0	0	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	30,000	30,000
NET EFFECT ON CASH	(4,331)	8,082	393

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

For the nine months ending September 30, 2008, the Company had a net loss of approximately $13,982, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 31, 2008 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and the filing of the Company’s quarterly reports. This compares with a net loss of approximately $26,668 for the nine months ending September 30, 2007 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in June 2007 and its initial statement of beneficial owners.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosure required under this item is not required to be reported by small reporting companies; as such term is defined by Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

Effectiveness of Disclosure

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer, who also is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, who is our also our principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

There was no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2008, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended September 30, 2008, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2008, the registrant was not party to any legal proceedings.

Item 1A. Risk Factors.

The disclosure required under this item is not required to be reported by small reporting companies, as such term is defined by Item 503(e) of Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2008.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

NEW VENTURE HOLDINGS, INC.

Date: October 27, 2008	By:	/s/	Vanleo Y.W. Fung
Vanleo Y.W. Fung,
President, Chief Executive Officer
and Principal Financial Officer